Form 10-K
period 2007-12-31
Corporate Backed Callable Trust Certificates, J.C. Penny Debenture-Backed Series 2006-1 Trust
filed 2008-03-28
CIK 1379404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      ----

                                    FORM 10-K


(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2007

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

                      Commission File Number: 333-112795-01

                               filed on behalf of:

   Corporate Backed Callable Trust Certificates, J.C. Penney Debenture-Backed
                              Series 2006-1 Trust

             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                                       by:

                                Select Asset Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Commission File Number of Depositor: 333-112795

                  Delaware                               13-4029392
--------------------------------------------------------------------------------
      (State or Other Jurisdiction of          (I.R.S. Employer Identification
               Incorporation                                No.)
              or Organization)

             745 Seventh Avenue
             New York, New York                             10019
--------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange on Which
Title of Each Class                           Registered
-------------------                           ----------

Corporate Backed Callable Trust               New York Stock Exchange ("NYSE")
Certificates, J.C. Penney Debenture-Backed
Series 2006-1, Class A-1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer [ ] Accelerated Filer [ ] Non- Accelerated Filer [X] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The registrant has no voting stock or class of common stock that is held by non affiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE

See Item 15(a).

                                Introductory Note

Select Asset Inc. (the "Depositor") is the Depositor in respect of the Corporate Backed Callable Trust Certificates, J.C. Penney Debenture-Backed Series 2006-1 Trust (the "Trust"), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of November 9, 2006, between the Depositor and U.S. Bank National Association, as trustee (the "Trustee"), as supplemented by a series supplement (the "Series Supplement") dated as of November 9, 2006 in respect of the Trust. The Trust's assets consist solely of notes issued by J.C. Penney Corporation, Inc., successor to J.C. Company, Inc. (the "Underlying Securities Issuer"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

J.C. Penney Company, Inc., the guarantor of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on J.C. Penney Company, Inc. please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under its Exchange Act file number, 001-15274. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information regarding Issuers that file electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by J.C. Penney Company, Inc. may be accessed on this site. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. The public may read and copy any materials filed with the Commission at the Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Neither Select Asset Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Select Asset Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the Underlying Securities, the underlying securities guarantor or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.


Pursuant to General Instruction J of Form 10-K, the Trust is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable." Distribution reports detailing receipts and distributions by the Trust are filed after each distribution date on Form 10-D in lieu of reports on Form 10-Q.


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

Item 9A(T). Controls and Procedures.

      Not Applicable

Item 9B. Other Information.

      None


                                    PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

      Not Applicable

Item 11. Executive Compensation.

      Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.

      None

Item 14. Principal Accountant Fees and Services.

      Not Applicable

 SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO
                                   FORM 10-K.

    Item 1112(b) of Regulation AB.       Significant Obligors of Pool Assets
                                         (Financial Information).
         See Introductory Note

   Item 1114(b)(2) of Regulation AB.     Credit Enhancement and Other Support,
                                         Except for Certain Derivatives
                                         Instruments (Information Regarding
                                         Significant Enhancement Providers).
         No applicable updates

    Item 1115(b) of Regulation AB.       Certain Derivatives Instruments
                                         (Financial Information).
         No applicable updates

      Item 1117 of Regulation AB.        Legal Proceedings.

         No applicable updates

      Item 1119 of Regulation AB.        Affiliations and Certain
                                         Relationships and Related
                                         Transactions.
         No applicable updates

      Item 1122 of Regulation AB.        Compliance with Applicable Servicing
                                         Criteria
  See Exhibits 33.1 and 34.1 to this
               Form 10-K

      Item 1123 of Regulation AB.        Servicer Compliance Statement.
   See Exhibit 35 to this Form 10-K


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

      (a) The following documents have been filed as part of, or incorporated by reference into, this annual report.

            1.    None

            2.    None

            3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

      (b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

      (c)   None.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Select Asset Inc.,
                              as Depositor for the Trust (the "Registrant")




                              By:   /s/ Scott Barek
                                    --------------------------------------------
                              Name:  Scott Barek
                              Title: Senior Vice President
                              (senior officer in charge of securitization of the depositor)



Dated:  March 26, 2008

                                                   EXHIBIT INDEX

--------------------------------------------------------------------------------
   Reference
   Number per                                                       Exhibit
  Item 601 of                                                      Number in
 Regulation SK               Description of Exhibits             this Form 10-K
--------------------------------------------------------------------------------
     (4.1)        Exhibit 4.1:  Standard Terms for Trust              4.1
                  Agreement (Filed as part of the Current
                  Report on Form 8-K filed on November 15,
                  2006 under the Commission file number of the
                  Depositor).
--------------------------------------------------------------------------------
                  Exhibit 4.2:  Series Supplement (Filed as
                  part of the Current Report on Form 8-K filed
     (4.2)        on November 15, 2006 under the Commission           4.2
                  file number of the Issuing Entity).
--------------------------------------------------------------------------------
     (31.1)       Rule 15d - 14(d) Certification by Senior            31.1
                  Vice President of the Registrant.
--------------------------------------------------------------------------------
     (33.1)       Item 1122 Report on Assessment of Compliance        33.1
                  with Applicable Servicing Criteria
--------------------------------------------------------------------------------
     (34.1)       Attestation Report of Ernst & Young LLP             34.1
--------------------------------------------------------------------------------
      (35)        Item 1123 Certification                              35
--------------------------------------------------------------------------------