Form 10-K
period 2008-12-31
Corporate Backed Callable Trust Certificates, J.C. Penny Debenture-Backed Series 2006-1 Trust
filed 2009-07-28
CIK 1379404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  333-112795-01

filed on behalf of:

Corporate Backed Callable Trust Certificates, J.C. Penney Debenture-Backed Series 2006-1 Trust
(Exact Name of Registrant as Specified in its Charter)

by:

Select Asset Inc.

(Exact Name of Registrant as Specified in its Charter)

Commission File Number of Depositor:  333-112795

Delaware	13-4029392
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1271 Avenue of the Americas New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Corporate Backed Callable Trust Certificates, J.C. Penney Debenture-Backed Series 2006-1, Class A-1	New York Stock Exchange (“NYSE”)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non- Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The registrant has no voting stock or class of common stock that is held by non affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Introductory Note

Select Asset Inc. (the “Depositor”) is the Depositor in respect of the Corporate Backed Callable Trust Certificates, J.C. Penney Debenture-Backed Series 2006-1 Trust (the “Trust”), a common law trust formed pursuant to the Standard Terms Trust Agreements, dated as of November 9, 2006, between the Depositor and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by a series supplement (the “Series Supplement”) dated as of November 9, 2006 in respect of the Trust.  The Trust’s assets consist solely of notes issued by J.C. Penney Corporation, Inc., successor to J.C. Company, Inc. (the “Underlying Securities Issuer”).  The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

The Registrant is a wholly-owned, indirect subsidiary of Lehman Brothers Holdings Inc. (“LBHI”), which filed a voluntary petition (the “Petition”) for relief under Chapter 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York on September 15, 2008 in a jointly administered proceeding named In re Lehman Brothers Holdings Inc., et. al. under Case Number 08-13555. LBHI and its wholly-owned broker-dealer, Lehman Brothers Inc., have sold since September 15, 2008 significant businesses, including the sale on September 21, 2008 of the investment banking business to Barclays Capital Inc., which business included the employees who historically conducted the Registrant’s business. As a result of the foregoing, the Registrant discontinued its securitization business and the individuals previously involved in such securitization business are no longer employed by the Registrant’s affiliates.  Accordingly, the Registrant was unable to timely file its Annual Report on Form 10-K for the fiscal year ended on December 31, 2008, and filed a Form 12b-25 on April 2, 2009 in connection therewith.

J.C. Penney Company, Inc., the guarantor of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For information on J.C. Penney Company, Inc. please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”) under its Exchange Act file number, 001-15274.  The Commission maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information regarding Issuers that file electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Periodic and current reports and other information required to be filed pursuant to the Exchange Act by J.C. Penney Company, Inc. may be accessed on this site. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. The public may read and copy any materials filed with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  Neither Select Asset Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Select Asset Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports.  There can be no assurance that events affecting the issuer of the Underlying Securities, the underlying securities guarantor or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

Pursuant to General Instruction J of Form 10-K, the Trust is not required to respond to various items of Form 10-K.  Such items are designated herein as “Not Applicable.” Distribution reports detailing receipts and distributions by the Trust are filed after each distribution date on Form 10-D in lieu of reports on Form 10-Q.

PART I

Item 1. Business.

Not Applicable

Item 1A. Risk Factors.

Not Applicable

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties.

Not Applicable

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not Applicable

Item 6. Selected Financial Data.

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accountant Fees and Services.

Not Applicable

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.

Item 1112(b) of Regulation AB.	Significant Obligors of Pool Assets (Financial Information).
See Introductory Note

Item 1114(b)(2) of Regulation AB. No applicable updates	Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

Item 1115(b) of Regulation AB.	Certain Derivatives Instruments (Financial Information).
No applicable updates

Item 1117 of Regulation AB.	Legal Proceedings.
No applicable updates

Item 1119 of Regulation AB.	Affiliations and Certain Relationships and Related Transactions.
No applicable updates

Item 1122 of Regulation AB.	Compliance with Applicable Servicing Criteria
See Exhibits 33.1 and 34.1 to this Form 10-K

Item 1123 of Regulation AB.	Servicer Compliance Statement.
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

(c)                                  None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  In preparing this report the Registrant has relied on Distribution Statements provided to it by the Trustee.

Select Asset Inc.,
as Depositor for the Trust (the “Registrant”)

	By:	/s/ William Fox
	Name:	William Fox
	Title:	Chief Financial Officer, Controller and Vice President
(Senior Officer in charge of securitization of Select Asset Inc., as Depositor for the Trust (the “Registrant”))

Dated: July 28, 2009

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(4.1)	Exhibit 4.1: Standard Terms for Trust Agreement (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Depositor).	4.1
(4.2)	Exhibit 4.2: Series Supplement (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Issuing Entity).	4.2
(31.1)	Rule 15d — 14(d) Certification by Vice President of the Registrant.	31.1
(33.1)	Item 1122 Report on Assessment of Compliance with Applicable Servicing Criteria	33.1
(34.1)	Attestation Report of Ernst & Young LLP	34.1
(35)	Item 1123 Certification	35