Form 10-K
period 2009-12-31
Corporate Backed Callable Trust Certificates, J.C. Penny Debenture-Backed Series 2006-1 Trust
filed 2010-03-31
CIK 1379404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code: (646) 285-9000

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

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accountant Fees and Services.

Not Applicable

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.

Item 1112(b) of Regulation AB.	Significant Obligors of Pool Assets (Financial Information).
See Introductory Note

Item 1114(b)(2) of Regulation AB. No applicable updates	Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

Item 1115(b) of Regulation AB. No applicable updates	Certain Derivatives Instruments (Financial Information).

Item 1117 of Regulation AB. No applicable updates	Legal Proceedings.

Item 1119 of Regulation AB. No applicable updates	Affiliations and Certain Relationships and Related Transactions.

Item 1122 of Regulation AB.	Compliance with Applicable Servicing Criteria
See Exhibits 33.1 and 34.1 to this Form 10-K

Item 1123 of Regulation AB.	Servicer Compliance Statement.
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

By:	/s/ William J. Fox
Name:	William J. Fox
Title:	Chief Financial Officer and Executive Vice President
(Senior Officer in charge of securitization of the Depositor)

Dated:  March 31, 2010

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(4.1)	Exhibit 4.1: Standard Terms for Trust Agreement (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Depositor).	4.1
(4.2)	Exhibit 4.2: Series Supplement (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Issuing Entity).	4.2
(31.1)	Rule 15d — 14(d) Certification by Executive Vice President of the Registrant.	31.1
(33.1)	Item 1122 Report on Assessment of Compliance with Applicable Servicing Criteria	33.1
(34.1)	Attestation Report of Ernst & Young LLP	34.1
(35)	Item 1123 Certification	35