Form 10-K
period 2010-12-31
Corporate Backed Callable Trust Certificates, J.C. Penny Debenture-Backed Series 2006-1 Trust
filed 2011-03-31
CIK 1379404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33157

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

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

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

The registrant has no voting stock or class of common stock that is held by nonaffiliates.

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

Select Asset Inc., as Depositor for the Trust (the “Registrant”)

By:	/s/ William J. Fox
Name:	William J. Fox
Title:	Chief Financial Officer and Executive Vice President
(Senior Officer in charge of securitization of the Depositor)

Dated: March 31, 2011

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(4.1)	Exhibit 4.1: Standard Terms for Trust Agreement (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Depositor)	4.1

(4.2)	Exhibit 4.2: Series Supplement (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Issuing Entity)	4.2

(31.1)	Rule 15d – 14(d) Certification by Executive Vice President of the Registrant	31.1

(33.1)	Item 1122 Report on Assessment of Compliance with Applicable Servicing Criteria	33.1

(34.1)	Attestation Report of Ernst & Young LLP	34.1

(35)	Item 1123 Certification	35