Form 10-K
period 2011-12-31
Corporate Backed Callable Trust Certificates, J.C. Penny Debenture-Backed Series 2006-1 Trust
filed 2012-03-30
CIK 1379404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

As previously disclosed, the Registrant is a wholly-owned, indirect subsidiary of Lehman Brothers Holdings Inc. (“LBHI”). On September 15, 2008 and periodically thereafter, LBHI and certain of its subsidiaries (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (jointly administered proceedings, In re Lehman Brothers Holdings Inc. et al., Case Number 08-13555). LBHI and its wholly-owned broker-dealer, Lehman Brothers Inc., have sold since September 15, 2008 significant businesses, including the sale on September 21, 2008 of the investment banking business to Barclays Capital Inc., which business included the employees who historically conducted the Registrant’s business.

On December 6, 2011, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Modified Third Amended Joint Chapter 11 Plan of Lehman Brothers Holdings Inc. and its Affiliated Debtors (the “Plan”). The Plan and the Confirmation Order were attached as Exhibit 2.1 and Exhibit 2.2, respectively, to LBHI’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011. LBHI’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011 contains a summary of the Plan.

On March 6, 2012 (the “Effective Date”), the Plan became effective and a notice of the Effective Date of the Plan (the “Notice of Effective Date”) was filed with the Bankruptcy Court.

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
Vice President
(Senior Officer in charge of securitization of the Depositor)

Dated: March 30, 2012

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(4.1)	Exhibit 4.1: Standard Terms for Trust Agreement (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Depositor)	4.1

(4.2)	Exhibit 4.2: Series Supplement (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Issuing Entity)	4.2

(31.1)	Rule 15d – 14(d) Certification by Executive Vice President of the Registrant.	31.1

(33.1)	Item 1122 Report on Assessment of Compliance with Applicable Servicing Criteria	33.1

(34.1)	Attestation Report of Ernst & Young LLP	34.1

(35)	Item 1123 Certification	35