Form 10-K
period 2012-12-31
Corporate Backed Callable Trust Certificates, J.C. Penny Debenture-Backed Series 2006-1 Trust
filed 2013-04-01
CIK 1379404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The registrant has no voting stock or class of common stock that is held by nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Introductory Note

Select Asset Inc. (the “Depositor”) is the Depositor in respect of the Corporate Backed Callable Trust Certificates, J.C. Penney Debenture-Backed Series 2006-1 Trust (the “Trust”), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of November 9, 2006, between the Depositor and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by a series supplement (the “Series Supplement”) dated as of November 9, 2006 in respect of the Trust. The Trust’s assets consist solely of notes issued by J.C. Penney Corporation, Inc., successor to J.C. Company, Inc. (the “Underlying Securities Issuer”). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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

By:	/s/ William J. Fox
Name:	William J. Fox
Title:	Chief Financial Officer and Executive Vice President
(Senior Officer in charge of securitization of the Depositor)

Dated: April 1, 2013

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(4.1)	Exhibit 4.1: Standard Terms for Trust Agreements (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Depositor)	4.1

(4.2)	Exhibit 4.2: Series Supplement (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Issuing Entity)	4.2

(31.1)	Rule 15d – 14(d) Certification by Executive Vice President of the Registrant	31.1

(33.1)	Item 1122 Report on Assessment of Compliance with Applicable Servicing Criteria	33.1

(34.1)	Attestation Report of Ernst & Young LLP	34.1

(35)	Item 1123 Certification	35