Form 10-K
period 2013-12-31
Corporate Backed Callable Trust Certificates, J.C. Penny Debenture-Backed Series 2006-1 Trust
filed 2014-03-28
CIK 1379404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The Depositor is a wholly-owned, indirect subsidiary of Lehman Brothers Holdings Inc. (“LBHI”). On September 15, 2008 and periodically thereafter, LBHI and certain of its subsidiaries (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (jointly administered proceedings, In re Lehman Brothers Holdings Inc. et al., Case Number 08-13555). LBHI and its wholly-owned broker-dealer, Lehman Brothers Inc., have sold since September 15, 2008 significant businesses, including the sale on September 21, 2008 of the investment banking business to Barclays Capital Inc., which business included the employees who historically conducted the Registrant’s business.

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

By:	/s/ Michael S. Leto
Name:	Michael S. Leto
Title:	Chief Financial Officer and Executive Vice President
(Senior Officer in charge of securitization of the Depositor)

Dated: March 28, 2014

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(4.1)	Exhibit 4.1: Standard Terms for Trust Agreement (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Depositor)	4.1

(4.2)	Exhibit 4.2: Series Supplement (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Issuing Entity)	4.2

(31.1)	Rule 15d – 14(d) Certification by Executive Vice President of the Registrant	31.1

(33.1)	Item 1122 Report on Assessment of Compliance with Applicable Servicing Criteria	33.1

(34.1)	Attestation Report of Ernst & Young LLP	34.1

(35)	Item 1123 Certification	35