Form 10-K
period 2014-12-31
Corporate Backed Callable Trust Certificates, J.C. Penny Debenture-Backed Series 2006-1 Trust
filed 2015-03-30
CIK 1379404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The Depositor is a wholly-owned, indirect subsidiary of Lehman Brothers Holdings Inc. (“LBHI”). On September 15, 2008 and periodically thereafter, LBHI and certain of its subsidiaries (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (jointly administered proceedings, In re Lehman Brothers Holdings Inc. et al., Case Number 08-13555). LBHI and Lehman Brothers Inc. have sold since September 15, 2008 significant businesses, including the sale on September 21, 2008 of the investment banking business to Barclays Capital Inc., which business included the employees who historically conducted the Registrant’s business.

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

Dated: March 30, 2015

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