Form 10-K
period 2015-12-31
Corporate Backed Callable Trust Certificates, J.C. Penny Debenture-Backed Series 2006-1 Trust
filed 2016-03-30
CIK 1379404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Introductory Note

Select Asset Inc. (the “Depositor” or the “Registrant”) is the Depositor in respect of the Corporate Backed Callable Trust Certificates, J.C. Penney Debenture-Backed Series 2006-1 Trust (the “Trust”), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of November 9, 2006, between the Depositor and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by a series supplement (the “Series Supplement”) dated as of November 9, 2006 in respect of the Trust. The Trust’s assets consist solely of notes issued by J.C. Penney Corporation, Inc., successor to J.C. Company, Inc. (the “Underlying Securities Issuer”). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not Applicable

Item 6.	Selected Financial Data.

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.	Financial Statements and Supplementary Data.

Not Applicable

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Not Applicable

Item 9A(T).	Controls and Procedures.

Not Applicable

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Not Applicable

Item 11.	Executive Compensation.

Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.	Principal Accountant Fees and Services.

Not Applicable

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.

Item 1112(b) of Regulation AB. See Introductory Note	Significant Obligors of Pool Assets (Financial Information).

Item 1114(b)(2) of Regulation AB. No applicable updates	Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

Item 1115(b) of Regulation AB. No applicable updates	Certain Derivatives Instruments (Financial Information).

Item 1117 of Regulation AB. No applicable updates	Legal Proceedings.

Item 1119 of Regulation AB. No applicable updates	Affiliations and Certain Relationships and Related Transactions.

Item 1122 of Regulation AB. See Exhibits 33.1 and 34.1 to this Form 10-K	Compliance with Applicable Servicing Criteria

Item 1123 of Regulation AB. See Exhibit 35 to this Form 10-K	Servicer Compliance Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of, or incorporated by reference into, this annual report.

1.	None

2.	None

3.	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In preparing this report the Registrant has relied on Distribution Statements provided to it by the Trustee.

Select Asset Inc.,
as Depositor for the Trust

By:	/s/ Clifford S. Feibus
Name:	Clifford S. Feibus
Title:	Senior Vice President and Controller (Senior Officer of the Depositor)

Dated: March 30, 2016

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(4.1)	Exhibit 4.1: Standard Terms for Trust Agreements (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Depositor)	4.1

(4.2)	Exhibit 4.2: Series Supplement (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Issuing Entity)	4.2

(31.1)	Rule 15d – 14(d) Certification by Senior Vice President and Controller of the Registrant	31.1

(33.1)	Item 1122 Report on Assessment of Compliance with Applicable Servicing Criteria	33.1

(34.1)	Attestation Report of Ernst & Young LLP	34.1

(35)	Item 1123 Certification	35