Form 10-K
period 2016-12-31
Corporate Backed Callable Trust Certificates, J.C. Penny Debenture-Backed Series 2006-1 Trust
filed 2017-03-30
CIK 1379404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number of the issuing entity: 001-33157
Central Index Key Number of Issuing Entity: 0001379404
filed on behalf of:
CORPORATE BACKED CALLABLE TRUST CERTIFICATES, J.C. PENNEY DEBENTURE-BACKED SERIES 2006-1
(Exact Name of Registrant as Specified in its Charter)

by:

Select Asset Inc.
(Exact Name of Depositor as Specified in its Charter)
Commission File Number of Depositor: 333-112795
Central Index Key Number of Depositor: 0001221546

Delaware	13-4029392
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1271 Avenue of the Americas
New York, New York	10020
Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 285-9000

Title of Each Class	Name of Each Exchange on Which Registered
Corporate Backed Callable Trust Certficates, J.C. Penny	New York Stock Exchange ("NYSE")
Debenture-Backed Series 2006-1, Class A-1

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

The Depositor is a wholly-owned, indirect subsidiary of Lehman Brothers Holdings Inc. ("LBHI"). On September 15, 2008 and periodically thereafter, LBHI and certain of its subsidiaries (collectively, the "Debtors") commenced voluntary cases under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (jointly administered proceedings, In re Lehman Brothers Holdings Inc. et al., Case Number 08-13555). LBHI and Lehman Brothers Inc. have sold since September 15, 2008 significant businesses, including the sale on September 21, 2008 of the investment banking business to Barclays Capital Inc., which business included the employees who historically conducted the Depositor’s business. The Depositor believes the Trustee has maintained the proper processes and internal controls to monitor the Trust’s cash flows and administer the Trust, as reported in the assertion by the Trustee in the Report on Assessment of Compliance with Applicable Servicing Criteria, attached hereto as Exhibit 33.1. Pursuant to the terms of the Trust Agreement, the Trustee (i) is responsible for administering the Trust and has "full power and authority...to do or cause to be done any and all things in connection with such administration" (Section 3.01 of the Trust Agreement); (ii) is responsible to "make any and all filings, reports, notices or applications with, and seek any comments and authorizations from, the Commission and any state securities authority on behalf of the Trust" (Section 3.01 of the Trust Agreement); and (iii) controls the Certificate Account for each series of certificates (Section 3.03 of the Trust Agreement).

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

PART I

Item 1. Business.
Not Applicable

Item 1A. Risk Factors.
Not Applicable

Item 1B. Unresolved Staff Comments.
Not Applicable

Item 2. Properties.
Not Applicable

Item 3. Legal Proceedings.
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable

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
Not applicable

Item 8. Financial Statements and Supplementary Data.
Not applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None

Item 9A. Controls and Procedures.
Not applicable

Item 9A(T). Controls and Procedures.
Not applicable

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Not applicable

Item 11. Executive Compensation.
Not applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Not applicable

Item 14. Principal Accounting Fees and Services.
Not applicable

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL
INSTRUCTION J(2) TO FORM 10-K

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.
See Introductory Note

Item 1114(b)(2) of Regulation AB, Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers.)
No applicable updates

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).
No applicable updates

Item 1117 of Regulation AB, Legal Proceedings.
No applicable updates

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
No applicable updates

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.
See Exhibit 33.1 and 34.1 to this Form 10-K

Item 1123 of Regulation AB, Servicer Compliance Statement.
See Exhibit 35 to this Form 10-K

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents have been filed as part of, or incorporated by reference into this annual report.

(1) None
(2) None
(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(c ) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Select Asset Inc.
as Depositor for the Trust (The "Registrant")

By: /s/ Clifford S. Feibus
Name: Clifford S. Feibus
Title: Senior Vice President and Controller
(Senior Officer of the Depositor)
Date:	March 30, 2017

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10 K

(4.1)	Exhibit 4.1: Standard Terms for Trust Agreements (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Depositor)	4.1
(4.2)	Exhibit 4.2: Series Supplement (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Issuing Entity)	4.2
(31.1)	Rule 15d - 14(d) Certification by Senior Vice President and Controller of the Registrant	31.1
(33.1)	Item 1122 Report on Assessment of Compliance with Applicable Servicing Criteria	33.1
(34.1)	Attestation Report of Ernst & Young LLP	34.1
(35)	Item 1123 Certification	35

99.1 Mortgage Loan Purchase Agreement, dated as of September 14, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on October 19, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of September 14, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on October 19, 2015 under Commission File No. 333-201743-01 and incorporated by reference herein)