Form 10-K
period 2018-12-31
Corporate Backed Callable Trust Certificates, J.C. Penny Debenture-Backed Series 2006-1 Trust
filed 2019-03-28
CIK 1379404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

by:

Select Asset Inc.
(Exact Name of Depositor as Specified in its Charter)
Commission File Number of Depositor: 333-112795
Central Index Key Number of Depositor: 0001221546

Delaware	13-4029392
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

277 Park Avenue
New York, New York	10172
Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 285-9000

Title of Each Class	Name of Each Exchange on Which Registered
Corporate Backed Callable Trust Certificates, J.C. Penney	New York Stock Exchange ("NYSE")
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
Date: March 28, 2019

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