Form 10-K
period 2022-12-31
Corporate Backed Callable Trust Certificates, J.C. Penny Debenture-Backed Series 2006-1 Trust
filed 2023-03-30
CIK 1379404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

by:

Select Asset Inc.
(Exact Name of Depositor as Specified in its Charter)
Commission File Number of Depositor: 333-112795
Central Index Key Number of Depositor: 0001221546

Delaware	13-4029392
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Continental Drive, Suite 401
Newark, Delaware	19713
Address of principal executive offices)	(Zip Code)

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

/s/ Paul Edwards
Name: Paul Edwards
Title: Vice President
(Senior Officer of the Depositor)
Date: March 28, 2023

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10 K

(4.1)	Exhibit 4.1: Standard Terms for Trust Agreements (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Depositor)	4.1
(4.2)	Exhibit 4.2: Series Supplement (Filed as part of the Current Report on Form 8-K filed on November 15, 2006 under the Commission file number of the Issuing Entity)	4.2
(31.1)	Rule 13a-14(d)/15d-14(d) Certification by Vice President of the Depositor	31.1
(33.1)	Item 1122 Report on Assessment of Compliance with Applicable Servicing Criteria	33.1
(34.1)	Attestation Report of Ernst & Young LLP	34.1
(35)	Item 1123 Certification	35